Form 10-K
period 1996-12-31
BOMBARDIER CREDIT RECEIVABLES CORP
filed 1997-03-31
CIK 912541

VIA EDGAR TRANSMISSION

"March 27, 1997"

SECURITIES AND EXCHANGE COMMISSION
"WASHINGTON, D.C. 20549"
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

"For the Fiscal Year Ended December  31, 1996"

Commission Fine Number 33-69282

BOMBARDIER CREDIT RECEIVABLES CORPORATION
(Depositor)
(Exact name of registrant as specified in its charter) on behalf of

BOMBARDIER RECEIVABLES MASTER TRUST I
"(Issuer with respect to the Floating Rate Class A Asset
Backed Certificates,"
"Series 1994-1 and the Fixed Rate Class B Asset
Backed Certificates, Series 1994-1)"

Delaware					03-0340600
(State or other jurisdiction					(IRS Employer
of Incorporation)					Identification No.)

"1600 Mountain View Drive, Colchester, Vermont"					05446
(Address of principal executive offices)					(ZIP code)

"Registrant's telephone number, including area code:"					(802) 655-2824


Securities registered pursuant to Section 12(b) of the Act:
	Title of each class				None
	Name of each exchange on which registered				Not Applicable

Securities registered pursuant to Section 12(g) of the Act:					None

Registrant (1) has filed all reports required to be
filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
		Yes:  X		No:

Page 1 of 11
Exhibit Index Appears on Page 6
Part I.
Item 2. 	Properties

	For information regarding the property of the
 Trust and regarding the Floating Rate
	"Class A Asset Backed Certificates,
 Series 1994-1 (the ""Class A Certificates"") and the"
	"Fixed Rate Class B Asset Backed Certificates,
 Series 1994-1 (the ""Class B Certificates""),"
	see the 1996 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to
	this Annual Report on Form 10-K.

Item 3. 	Legal Proceedings

	Nothing To Report.

Item 4. 	Submission of Matters to a Vote of Security Holders

	Nothing To Report.

Part II.
Item 5. 	Market for Registrants Common Equity
and Related Stockholder Matters

	The Class A Certificates and Class B Certificates are held and delivered in book-entry
	"form through the facilities of the
 Depository Trust Company (""DTC""), a ""clearing agency"""
	registered pursuant to the provisions of
 Section 17A of the Securities Exchange Act of
	"1934, as amended.  All outstanding definitive
 Class A Certificates and Class B Certificates"
	"are held by CEDE and Co., the nominee of DTC.
 There is no established trading market"
	for the Class A Certificates or the Class B Certificates.

Item 8. 	Financial Statements and Supplementary Data

	Reference is made to the exhibits filed as Exhibit 99.2 and Exhibit 99.3 to this Annual Report on Form 10-K.

Item. 9. 	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure

	Nothing to Report




Part III.
Item 12.	 Security Ownership of certain Beneficial Owners and Management

Title of	Name and Address		Amount and Nature			Percent of
Class	of Beneficial Owner		of Beneficial Ownership			Class

Common	Bombardier		"1,000 Shares"			100%
Stock	Capital Inc.

	As of March 25, 1997 Bombardier Capital Inc. holds sole voting power and sole investment power
	in respect of the number of shares of Common Stock indicated opposite its name in the above table.

Item 13. 	Certain Relationships and Related Transactions

	Nothing to Report

Part IV.
Item 14.	" Exhibits, Financial Statements Schedules, and Reports on Form 8-K"

	(a) Exhibits:

		99.1	1996 AGGREGATE DISTRIBUTION DATE STATEMENT
		99.2	1996 ANNUAL SERVICERS CERTIFICATE
		99.3	1996 ANNUAL REPORT OF INDEPENDENT
			ACCOUNTANTS ON COMPLIANCE

	(b) Reports on Form 8-K:

	Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly
	distribution with respect to the Class A
 Certificates and the Class B Certificates.
	"The reports include, as an exhibit, the monthly Distribution Date Statement with"
	respect to the Class A Certificates and the Class B Certificates.

	Current Reports on Form 8-K were filed on:
		"January 25, 1996"		"February 27, 1996"
		"March 26, 1996"		"April 25, 1996"
		"May 21, 1996"		"June 26, 1996"
		"July 29, 1996"		"September 12, 1996"
		"September 23, 1996"		"October 17, 1996"
		"November 18, 1996"		"December 24, 1996"
 Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act
	"of 1934, the Registrant has duly caused this report to be signed on its behalf by the"
	"undersigned, thereunto duly authorized."

				BOMBARDIER CREDIT RECEIVABLES CORPORATION

				By:
				     Blaine H. Filthaut
				     Vice President
				"     Date : March 26, 1997                     "

	"Pursuant to the requirements of the Securities Exchange Act of 1934, " this report has been signed by the following persons on behalf of the registrant
	and in the capacities and on the dates indicated.

Signature				Title		Date


                               			President and Director			"March 26, 1997"
Pierre-Andre Roy			(Principal Executive Officer)


                               			"Vice President, Treasurer and
                                   "			"March 26, 1997"
Blaine H. Filthaut			Director (Principal Financial and
			Accounting Officer)


                               			Vice President and Secretary
                                   "March 26, 1997"
R. William Crowe


                               			"Vice President, Assistant"			"March 26, 1997"
Jean Rivard			Secretary and Director


                              			Director			"March 26, 1997"
Donald L. Rushford


                                			Director			"March 26, 1997"
Margaret L. Montgomery


 Exhibit Index

						Page number
						in sequential
Exhibit No.						number System

99.1	1996	AGGREGATE DISTRIBUTION DATE STATEMENT				6
99.2	1996	ANNUAL SERVICERS CERTIFICATE				9
99.3	1996	ANNUAL REPORT OF INDEPENDENT 				10
		ACCOUNTANTS ON COMPLIANCE


Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
AGGREGATE DISTRIBUTION DATE STATEMENT
PUBLIC CERTIFICATE HOLDERS
Distribution Date for calendar year:  1996

1. Amount of principal paid or distributed:
  (a) Class A Certificates:					"188,250,000.00"
Cusip number  09775PAA6				$500.00 	"per $1,000 original"
					principal amount of Class A
					Certificates

  (b) Class B Certificates:					$0.00
Cusip number  09775PAB4				$0.00 	"per $1,000 original"
					principal amount of Class B
					Certificates

"2, Floating Allocation Percentage for such Collection Period:"					N/A
"3, Principal Allocation Percentage for such Collection Period:"					N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:					"21,031,316.15"
Cusip number  09775PAA6				$55.86 	"per $1,000 original"
					principal amount of Class A
					Certificates

  (b) Class B Certificates:					"$1,221,999.96 "
Cusip number  09775PAB4				$52.00 	"per $1,000 original"
					principal amount of Class B
					Certificates

5. Investor Default Amount:					"2,105,477.87"
"6. Required Subordination Draw Amount, if any,"
    for calendar year 1996					$0.00
7. Amount of:
  (a) Investor Charge-Offs for  calendar year 1996:					$0.00
  (b) Reimbursements of Investor Charge-Offs for calendar year 1996:					$0.00
8.  Amount of Class A Carryover Amount being paid or distributed
              (if any) and amount remaining (if any):
  (a)  Distributed:					$0.00
				$0.00 	"per $1,000 original"
					principal amount of Class A
					Certificates
  (b)  Balance:					$0.00
				$0.00 	"per $1,000 original"
					principal amount of Class A
					Certificates
9. Pool Balance at end of calendar year 1996:					"$776,287,660.20 "
10.  After giving affect to distribution on this Distribution Date:
  (a) Outstanding principal amount of
  Class A Certificates:					"$188,250,000.00 "
  (b) Outstanding principal amount of
  Class B Certificates:					"$23,500,000.00 "
  (c) Certificate Balance:					"$211,750,000.00 "
  (d) Pool Factor for Class A Certificates:					0.50000000000
  (e) Pool Factor for Class B Certificates:					1.00000000000
11. Applicable Interest Rate:
  (a) In general:

      (1) LIBOR for the period from the previous
   Distribution Date to this Distribution Date was
					N/A
  and
       (2)  the Net Receivables Rate was					N/A
  (b) Class A Rate:	LIBOR plus				0.20%
  (c) Class B Rate:					5.20%
12.  (a) Amount of Monthly Servicing Fee for calendar year 1996
					"7,686,250.00"
				$19.22 	"per $1,000 original"
					principal amount of Certificates

  (b) Excess Servicing distributed to Holders of
  the Certificates and remaining balance (if any):
      (1) Distributed:					$0.00
				$0.00 	"per $1,000 original"
					principal amount of Certificates
      (2) Balance:					"20,569,063.86"
				$51.42 	"per $1,000 original"
					principal amount of Certificates
13.  Invested Amount on the following Distribution
     Date (after giving effect to all distributions
       which will occur on such Distribution Date):					N/A
14.  The Available Subordinated Amount on the immediately
     preceding Determination Date
        (excluding the incremental subordinated amount)					N/A
15.  The Incremental Subordinated Amount on the
     immediately preceding Determination Date
					N/A
16.  The Reserve Fund Balance for this Distribution Date:					N/A
17.  The Excess Funding Account Closing Balance for this Distribution Date:
					N/A
18.  Amount in the Excess Funding Account
    at the end of the Revolving Period to
    be distributed as a payment of principal in respect to:
  (a) Class A Certificates:					N/A
  (b) Class B Certificates:					N/A
   (only if Class A Certificates have been paid)
19.  The minimum Collection Account opening balance
     with respect to this Distribution Date:
					N/A
 (a) Interest Payment to Class A Certificate Holders					N/A
 (b) Interest Payment to Class B Certificate Holders					N/A
 (c)  Monthly Servicing Fee Payment					N/A
 (d) Excess Funding Account Deposit					N/A
 (e) Investment Proceeds payable to the Servicer					N/A
     The minimum Collection Account ending balance
     with respect to this Distribution Date:
					N/A

20.  The Excess Funding Account Balance at the
     end of the Related Collection Period:
					N/A
       Required deposit on the Distribution Date					N/A
       Withdrawal on the Distribution Date					N/A
                  Ending Balance as of Distribution Date					N/A

21.  Three-Month Payment Rate for the three (3) consecutive Collection
   Periods included in the period from
N/A
through
N/A
   (a)  A Three-Month Payment Rate Trigger has occurred:					No
22.  An Early Amortization Event has occurred:					No
23.  The ratio (expressed as a percentage) of (x)
     the average for each month
on the net losses on the Receivables in the Pool during any 3 consecutive calendar months to (y) the average of the month-end Pool Balances for
such three-month period is:					N/A




Authorized by: J. Dolan
Title:  Assistant Treasurer
Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer

AGGREGATE DISTRIBUTION DATE STATEMENT
VARIABLE FUNDING CERTIFICATE HOLDERS
Distribution Date for calendar year:  1996

For the Collection Period:	N/A

Aggregate Interest Collections				"85,825,001.77"
Aggregate Principal Collections				"1,846,475,812.75"

Variable Funding Percentage				N/A

Distributions on the Variable Funding Certificate

       Principal Collection Distributions				"260,762,241.46"
       Non-Principal Collection Distributions				"11,093,297.52"

Variable Funding Amount				N/A
Variable Funding Default Amount				"440,876.50"
Monthly Servicing Fee Due				"2,058,715.85"

"Note:  As per Article IV, Section 4.01, of the
 Series 1994-1 Supplement to the"
"Pooling and Servicing Agreement, deposits into the Collection Account are" net of the sum of (i) the Variable Funding Percentage of such Collections and
"(ii) the Excess Retained Percentage of such Collections, resulting in no payment " by the Trustee.





Authorized by:  J. Dolan
Title:  Assistant Treasurer

To be prepared by the Servicer at least 2 Business Days prior to each Determination
Date and forwarded by the Trustee to each Certificateholder or record on each Distribution Date pursuant to Section 5.02(a) of this Series Supplement.

Consisting of an eleven-digit decimal expressing the Invested Amount allocable to the Class A Certificates as of such Determination Date
(determined after taking into
account any reduction in the Invested Amount allocable to the Class A Certificates which will occur on such Distribution Date) as a proportion of the Adjusted Invested Amount allocable to the Class A Certificates

Consisting of an eleven-digit decimal expressing the Invested Amount allocable to the Class B Certificates as of such Determination
Date (determined after taking into
account any reduction in the Invested Amount allocable to the Class B Certificates which will occur on such Distribution Date) as a proportion of the Adjusted Invested Amount allocable to the Class B Certificates

To be included for each Distribution Date during the Revolving Period.

To be included for the Distribution Date on or immediately following the end of the Revolving Period

A Three-Month Payment Rate Trigger will occur if:
  (1)  with respect to any three (3) consecutive
   Collection Periods (except as specified
"      in clause (ii) below), an average Monthly Payment
       Rate equal to or greater than"
     14.0% and less than 15.0%
  (2)  with respect to the three (3) consecutive
   Collection Periods included in the period
"      from January through March of any calendar
      year, as average Monthly Payment Rate"
     equal to or greater than 12.0% and less than 13.0%

"I.e., gross losses less Recoveries on any
 Receivables (including, without limitation, recoveries "
"from Collateral Security in addition to the products
 financed by the Receivable, recoveries"
"from manufacturers, distributors or importers and Insurance Proceeds."

An Early Amortization Event will occur if this ratio exceeds 5% on an annualized basis unless the ratio requirement is amended or waived with the consent of each of the Rating
Agencies.


ANNUAL SERVICER'S CERTIFICATE

Bombardier Receivables Master Trust I

"The undersigned, duly authorized representatives of Bombardier Capital Inc. (""BCI""), as Servicer,"
"pursuant to the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended and"
"supplemented, the ""Agreement""), by and among Bombardier Credit Receivables Corporation"
"(""BCRC""), as Depositor, BCI, as Servicer, and
Bankers Trust Company, as trustee, do hereby"
"certify, on behalf of BCI, that:"

1	"BCI is, as of the date hereof, the Servicer under the Agreement."

2	The undersigned are Servicing Officers and
are duly authorized pursuant to the
	Agreement to execute and deliver this Certificate to the Trustee and any Enhancement Providers

3	"A review of the activities of the Servicer during
the calendar year ended December 31, "
	"1996, and of its performance under the Agreement, was conducted under our supervision"

4	"Based on such review, the Servicer has, to the
   best of our knowledge, performed "
	in all material respects all of its obligations under the Agreement throughout such
	year and no default in the performance of such obligations has occurred or is continuing
	except as set forth in paragraph 5 below.

5	The following is a description of each default in
 the performance of the Servicer's Obligations
	under the provisions of the Agreement known to us to
 have been made by the Servicer
	"during the year ended December 31, 1996, which sets
 forth in detail the (a) nature of each"
	"such default, (b) the action taken by the Servicer,
 if any, to remedy each such default, and"
	c) the current status of each such default: 				NONE

Capitalized terms used but not defined herein are used as defined in the Agreement.

"IN WITNESS WHEREOF, "
        each of the undersigned has duly executed this Certificate this 27th day of March 1997.

BOMBARDIER CAPITAL INC.		BOMBARDIER CAPITAL INC.


________________________
Name: Blaine H. Filthaut			Name: R. William Crowe
Title: VP Finance & Treasurer			Title:  VP & General Counsel


ERNST & YOUNG LLP		200 Clarendon Street			Phone: 617 266 2000
		Boston			Fax:    617 266 5843
		Massachusetts 02116-5072


		Independent Auditor's Report on Compliance

Board of Directors
"Bombardier Capital Inc.,"
   as Servicer
1600 Mountainview Drive
"Colchester, Vermont  05446"

and

"Bankers Trust Company,"
   as Trustee
Four Albany Street
"New York, New York  10006"

"Attention:  Corporate Trust & Agency Group,"
   Structured Finance Team

		Bombardier Receivables Master Trust 1

We have examined matters relating to compliance by Bombardier Capital Inc. with the "covenants and conditions of Section 3.01(d),
Section 3.02, Section 3.04, Section 3.05,"
"Section 3.09, Section 4.02, Section 4.03,
Section 4.04, Section 10.01(a), Section"
10.01(b) and Section 10.01(e) of the Pooling and Servicing Agreement dated as of "January 1, 1994 (as amended, modified, supplemented or interpreted from time to"
"time, the ""Agreement"") among Bombardier
Credit Receivables Corporation, as the "
"Depositor, Bombardier Capital Inc., as the
Servicer, and Bankers Trust Company, as"
"the Trustee, as of January 31, 1997 and for the period from February 1, 1996 through"
"January 31, 1997. Our examination was made in accordance with standards "
"established by the American Institute of Certified Public Accountants and, accordingly," included such procedures as we considered necessary in the circumstances.

"In our opinion, Bombardier Capital Inc., was in compliance with the covenants and"
"conditions of the Sections of the Agreement
(as amended, modified, supplemented"
"or interpreted from time to time) referred to above at January 31, 1997 and for the"
"period from February 1, 1996 through January 31, 1997."

The report is intended solely for your information and is not to be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement or in the Exhibits attached thereto or in any Supplement thereto.


				Ernst & Young LLP

"February 28, 1997"