Form 10-K
period 1997-12-31
BOMBARDIER CREDIT RECEIVABLES CORP
filed 1998-04-30
CIK 912541

VIA EDGAR TRANSMISSION

"April 27, 1998"

SECURITIES AND EXCHANGE COMMISSION
"WASHINGTON, D.C. 20549"
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

"For the Fiscal Year Ended December  31, 1997"

Commission File Number 33-69282

BOMBARDIER CREDIT RECEIVABLES CORPORATION
(Depositor)
(Exact name of registrant as specified in its charter) on behalf of

BOMBARDIER RECEIVABLES MASTER TRUST I
(Issuer with respect to the Floating Rate Class A Asset Backed Certificates, Series 1994-1, the Fixed Rate Class B Asset Backed Certificates,
Series 1994-1,"the Floating Rate Class A Asset Backed Certificates,
Series 1997-1 and the the Floating Rate Class B Asset Backed Certificates, Series 1997-1)"

Delaware					03-0340600
(State or other jurisdiction					(IRS Employer
of Incorporation)					Identification No.)

"1600 Mountain View Drive, Colchester, Vermont"					05446
(Address of principal executive offices)					(ZIP code)

"Registrant's telephone number, including area code:"					(802) 655-2824


Securities registered pursuant to Section 12(b) of the Act:
	Title of each class				None
	Name of each exchange on which registered				Not Applicable

Securities registered pursuant to Section 12(g) of the Act:					None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and	(2) has been subject to such filing requirements for the past
90 days.
		Yes:  X		No:

Page 1 of 11
Exhibit Index Appears on Page 6
Part I.
Item 2. 	Properties

For information regarding the property of the Trust and regarding the
  Floating Rate
"Class A Asset Backed Certificates, Series 1994-1 (the ""Series 1994-1
  Class A Certificates"") and th Fixed Rate Class B Asset
Backed Certificates, Series 1994-1 (the ""Series 1994-1 Class B Certificates""),see the 1996 AGGREGATE DISTRIBUTION DATE STATEMENT filed as
Exhibit 99.1 to this Annual Report on Form 10-K.
For information regarding the property of the Trust and regarding the
Floating Rate 	"Class A Asset Backed Certificates, Series 1997-1
(the ""Series 1997-1 Class A Certificates"") and the Floating Rate
Class B Asset Backed Certificates, Series 1997-1 (the ""Series 1997-1
Class B Certificates""), see the 1997 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.2 to this Annual Report on Form 10-K.

Item 3. 	Legal Proceedings

	Nothing To Report.

Item 4. 	Submission of Matters to a Vote of Security Holders

	Nothing To Report.

Part II.
Item 5. 	Market for Registrant's Common Equity and Related Stockholder Matters

	The outstanding Series 1997-1 Class A Certificates and Series 1997-1
	Class B Certificates are held and delivered in book-entry for through
	"the facilities of the Depository Trust Company (""DTC""),
 a "clearing agency	registered pursuant to the provisions of Section 17A
 of the Securities Exchange Act of 		"1934, as amended.  All outstanding
 definitive Series 1997-1 Class A Certificates and Series 1997-1 Class B
 Certificates are held by CEDE and Co., the nominee of DTC. 	There is no
 established trading market for the Class A Certificates or the Class B
 Certificates.


Item 8. 	Financial Statements and Supplementary Data

	Reference is made to the exhibits filed as Exhibit 99.3 and Exhibit 99.4 to this Annual Report on Form 10-K.

Item. 9. 	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure

	Nothing to Report

Part III.
Item 12.	 Security Ownership of certain Beneficial Owners and Management

	"Bombardier Capital Inc. holds 100 % of the 1,000 outstanding shares of " Bombardier Credit Receivables Corporation and has sole voting power and sole investment power.


Item 13. 	Certain Relationships and Related Transactions

	Nothing to Report

Part IV.
Item 14.	" Exhibits, Financial Statements Schedules, and Reports on Form 8-K"

	(a) Exhibits:

99.1	1997 Series 1994-1 AGGREGATE DISTRIBUTION DATE STATEMENT
99.2	1997 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT
99.3	1997 ANNUAL SERVICER'S CERTIFICATE
99.4	1997 ANNUAL REPORT OF INDEPENDENT
	ACCOUNTANTS ON COMPLIANCE

	(b) Reports on Form 8-K:

	Currents reports on Form 8-K are filed with-in fifteen (15) days after
  each monthly	distribution with respect to the Series 1994-1Class A
 Certificates and the Series		1994-1Class B Certificates.
 The 1994-1Class A Certificates were fully retired on March 17, 1997 and the the 1994-1Class B Certificates were fully retired on April 15, 1997.
 The reports include, as an exhibit, the monthly Distribution 	Date Statement
 with respect to the Series 1994-1Class A Certificates and the	Series 1994-1
 Class B Certificates.

	Current Reports on Form 8-K were filed on:
		"January 29, 1997"		"February 28, 1997"
		"March 17, 1997"		"April 17, 1997"

Currents reports on Form 8-K are filed with-in fifteen (15) days after each
 monthly 	distribution with respect to the Series 1997-1Class A Certificates and the Series 1997-1Class B Certificates.  The reports include, as an
 exhibit, the monthly	Distribution Date Statement with respect to the Series
 1997-1Class A Certificates	and the Series 1997-1Class B Certificates.

	Current Reports on Form 8-K were filed on:
				"February 28, 1997"
		"March 17, 1997"		"April 17, 1997"
		"May 18, 1997"		"June 16, 1997"
		"July 18, 1997"		"August 19, 1997"
		"September 16, 1997"		"October 17, 1997"
		"November 20, 1997"		"January 2, 1998"
 Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		BOMBARDIER CREDIT RECEIVABLES CORPORATION

		By:
	Name:	Blaine H. Filthaut
	Title:	Vice President
	Date:	"April 24, 1998"	27-Apr-98

	"Pursuant to the requirements of the Securities Exchange Act of 1934, " this report has been signed by the following persons on behalf of the
registrant	and in the capacities and on the dates indicated.

	Signature



Name:	Pierre-Andre Roy
Title:	President and Director
	(Principal Executive Officer)
Date:	"April 24, 1998"



Name:	Blaine H. Filthaut
Title:	"Vice President, Treasurer and     "
	Director (Principal Financial and
	Accounting Officer)
Date:	"April 24, 1998"



Name:	R. William Crowe
Title:	Vice President and Secretary
Date:	"April 24, 1998"



Name:	Helen Rowan
Title:	Director
Date:	"April 24, 1998"



Name:	Donald L. Rushford
Title:	Director
Date:	"April 24, 1998"



Name:	Margaret L. Montgomery
Title:	Director
Date:	"April 24, 1998"
 Exhibit Index

					Page number
					in sequential
Exhibit No.					number System

99.1	1997 Sereis 1994-1 AGGREGATE DISTRIBUTION DATE STATEMENT				6
99.2	1997 Sereis 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT				9
99.3	1997 ANNUAL SERVICER'S CERTIFICATE				10
99.4	1997 ANNUAL REPORT OF INDEPENDENT
	ACCOUNTANTS ON COMPLIANCE

Exhibit 99.1
Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
ANNUAL DISTRIBUTION DATE STATEMENT
SERIES 1994-1 PUBLIC CERTIFICATE HOLDERS
Distribution Date for calendar year:	1997

1. Amount of principal paid or distributed:
  (a) Class A Certificates:		"125,500,000.00"
Cusip number  09775PAA6	$333.33 	"per $1,000 original"
		principal amount of Class A
		Certificates

  (b) Class B Certificates:		"$23,500,000.00 "
Cusip number 09775PAB4	"$1,000.00 "	"per $1,000 original"
		principal amount of Class B
		Certificates

"2, Floating Allocation Percentage for such Collection Period:"		N/A
"3, Principal Allocation Percentage for such Collection Period:"		N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:		"1,858,994.90"
Cusip number  09775PAA6	$4.94 	"per $1,000 original"
		principal amount of Class A
		Certificates

  (b) Class B Certificates:		"$407,333.32 "
Cusip number  09775PAB4	$17.33 	"per $1,000 original"
		principal amount of Class B
		Certificates

5. Investor Default Amount:		"188,657.89"
"6. Required Subordination Draw Amount, if any,"
    for calendar year 1997		$0.00
7. Amount of:
  (a) Investor Charge-Offs for  calendar year 1997:		$0.00
  (b) Reimbursements of Investor Charge-Offs for calendar year 1997:		$0.00
8.  Amount of Class A Carryover Amount being paid or distributed
              (if any) and amount remaining (if any):
  (a)  Distributed:		$0.00
	$0.00 	"per $1,000 original"
		principal amount of Class A
		Certificates
  (b)  Balance:		$0.00
		"per $1,000 original"
	$0.00 	principal amount of Class A
		Certificates
9. Pool Balance as of 11/30/1997:		"$666,876,384.00 "
10.  After giving affect to distribution on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:		$0.00
  (b) Outstanding principal amount of Class B Certificates:		$0.00
  (c) Certificate Balance:		$0.00
  (d) Pool Factor for Class A Certificates:		0
  (e) Pool Factor for Class B Certificates:		0
11. Applicable Interest Rate:
  (a) In general:

      (1) LIBOR for the period from the previous Distribution Date to this Distribution Date was
		N/A
  and
       (2)  the Net Receivables Rate was		N/A
N/A	LIBOR plus	N/A
  (c) Class B Rate:		N/A
12.  (a) Amount of Monthly Servicing Fee for calendar year 1997
	 	"993,333.33"
	$2.48 	"per $1,000 original"
	principal amount of Certificates

  (b) Excess Servicing distributed to Holders of the Certificates and remaining  balance (if any):
      (1) Distributed:		$0.00
	$0.00 	"per $1,000 original"
	principal amount of Certificates
      (2) Balance:	 	0
	$0.00 	"per $1,000 original"
	principal amount of Certificates
13.  Invested Amount on the following Distribution Date (after giving effect
  to all distributions	 which will occur on such Distribution Date):		N/A
14.  The Available Subordinated Amount on the immediately preceding
   Determination Date	(excluding the incremental subordinated amount)		N/A
15.  The Incremental Subordinated Amount on the immediately preceding
  Determination Date
		N/A
16.  The Reserve Fund Balance for this Distribution Date:		N/A
17.  The Excess Funding Account Closing Balance for this Distribution Date:
		N/A
18.  Amount in the Excess Funding Account at the end of the Revolving
 Period to be distributed as a payment of principal in respect to:
  (a) Class A Certificates:		N/A
  (b) Class B Certificates:		N/A
   (only if Class A Certificates have been paid)
19.  The minimum Collection Account opening balance with respect to this
  Distribution Date:
		N/A
 (a) Interest Payment to Class A Certificate Holders		N/A
 (b) Interest Payment to Class B Certificate Holders		N/A
 (c)  Monthly Servicing Fee Payment		N/A
 (d) Excess Funding Account Deposit		N/A
 (e) Investment Proceeds payable to the Servicer		N/A
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




Authorized by: J. Dolan
Title:  Assistant Treasurer

Exhibit 99.2
Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
ANNUAL DISTRIBUTION DATE STATEMENT  Series 1997-1
Distribution Date:	1/15/98		35810
1 Amount of principal paid or distributed:
  (a) Class A Certificates:					0
"  per $1,000 original principal amount of Class A Certificates"					0
  (b) Class B Certificates:					0
"  per $1,000 original principal amount of Class B Certificates"					0
2 Floating Allocation Percentage for such Collection Period
 (unweighted average):					64.54%
3 Principal Allocation Percentage for such Collection Period:					N/A
4. Amount of interest paid or distributed for 1997:
  (a) Class A Certificates:					22881595.19
"  per $1,000 original principal amount of Class A Certificates"					57.20%
  (b) Class B Certificates:					" 1,607,221.08 "
"  per $1,000 original principal amount of Class B Certificates"					59.25%
5.(a) Series 1997-1 Investor Default Amount for 1997:					" 12,482,447.58 "
"6. Required Subordination Draw Amount, if any,"					0
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Offs for the preceding Collection Period:	0
     (b) Amount of Reimbursements of Investor Charge-Offs for the preceding
  period:					0
8.  (a) Amount of Class A Carryover Amount being paid or distributed					0
     (b)  Balance:					0
"   Distributed per $1,000 original principal amount of Class A Certificates 	0
9.  (a) Amount of Class B Carryover Amount being paid or distributed					0
     (b)  Balance:					0
"   Distributed per $1,000 original principal amount of
   Class B Certificates 0
10. Pool Balance at end of 1997:					" 655,224,608.07 "
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificaes:		  400,000,000.00
  (b) Outstanding principal amount of Class B Certificates:	 27,125,000.00 "
  (c) Certificate Balance:					" 427,125,000.00 "
  (d) Pool Factor for Class A Certificates:					1.0000000000000
  (e) Pool Factor for Class B Certificates:					1.0000000000000
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date
   to this Distribution Date:					5.9805%
       (2)  Net Receivables Rate 					9.78%
  (b) Class A Rate:					6.1005%
  (c) Class B Rate:					6.3105%
13.  (a) Amount of Monthly Servicing Fees for 1997:					" 8,044,188 "
      (b) Series 1997-1 Excess Servicing Fee being distributed and
  remaining balance (if any):					" 15,272,093 "
      (1) Distributed:					" 15,272,093 "
      (2) Balance:					0
14.  Invested Amount on this Distribution Date (after giving effect to all
distributions which will occur on such Distribution Date):		 427,125,000.00
15.  The Available Subordinated Amount (inclusive of incremental subordination) On the immediately preceding Distribution Date:
    25,983,953.30
             On this Distribution Date:					" 29,037,155.95 "
16.  The Incremental Subordinated Amount on the immediately preceding
   Determination Date					" 1,134,315.15 "
             On this Distribution Date:					" 4,178,028.97
17.  The Reserve Fund Balance for this Distribution Date:				 2,135,625.00
18.  The Excess Funding Account Balance for this Distribution Date:					0
19.  Amount in the Excess Funding Account at the beginning of an
   Early Amortization Period or Intitial Amortization Period to be
 distributed as a payment of principal in respect to:
  (a) Class A Certificates:					N/A
  (b) Class B Certificates (only if Class A Certificates have been
   paid in full):					N/A
20. The minimum Collection Account balance with respect to 1997:
  		" 47,727,733.06 "
  Series 1997-1 Interest Payments on Class A Certificates					" 22,881,595.19 "
  Series 1997-1 Interest Payments on Class B Certificates					" 1,607,221.08
  Series 1997-1 Investor Defaults (to be remitted to BCI)					" 12,482,447.58
  Series 1996-1 Servicer Advances (to be remitted to BCI)					" 6,856,024.43
  Series 1996-1 Investor Defaults (to be remitted to BCI)					" 3,254,898.97
  Series 1997-2 Servicer Advances (to be remitted to BCI)					" 32,556.80
  Series 1997-2 Investor Defaults (to be remitted to BCI)					" 211,520.65
  Series 1997-2 Fees (to be remitted to ABN)					" 12,555.56 "
  Collection Account Investment Proceeds (to be remitted to BCI)		 214,054.28 "
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)
			" 103,529.14 "
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)
		" 69,807.97 "
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)
		" 1,521.42 "
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)
					0
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)
					0
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to
  BCI)			0
21.  An Early Amortization Event has occurred:					NO
22.  The Servicer has elected not to extend the Initial Principal Payment
  Date:		N/A
23.  The ratio (expressed as a percentage) of (x) the average for each month
  of the net losses on the Receivables	in the Pool during any 3 consecutive
 calendar months to (y) the average of the month-end Pool Balances for such
 three-month period is:					-0.06%
24. Three-Month Payment Rate for the three (3) most recent Collection
  Periods:			16.34%
A Three-Month Payment Rate Trigger has occurred:					NO
25. Receivables Rate :					11.8%
26. Inventory Aging as of the end of the Collection Period:
                           0-120 days					46.1%
                          120-180 days					11.5%
                          180-270 days					18.1%
                          Over 270					24.3%
27. Optional removal of Receivables aged greater than 450 days					0
28. Eligible Investments on deposit in the Excess Funding Account and
amounts on deposit	in the Excess Funding Accounts for all other Series
on the Distribution Date as a percentage	of the assets of the Trust:					0
     Has an asset composition Event Occurred:					NO
29. Amount of 491 Day Aged Receivables made Ineligible during 1997:
		" 54,921,759.82 "
 Cumulative amount of 491 Day Aged Receivables made Ineligible from
Closing Date to current Collection Period (pre June 1, 1998) or during current Origination Period "
"          (post May 31, 1998):"					" 54,921,759.82 "
      Put Limit:					" 80,908,551.64 "
      Has an Early Amortization Event Occurred:					NO
30. Principal Amount of Receivables subject to a Participation Interest
  at end of Collection Period:					0
31. Product Line Breakdown
         Bombardier:					42.0%
         Marine:					36.1%
         Recreational Vehicles:					7.0%
         CEA / Other:					2.9%
         Manufactured Housing:					11.8%
         Lawn & Garden:					0.2%
                 Total:					100.0%
32. Overconcentration Amounts:
      Designated Manufacturer Concentration:					0
      Industry Overconcentrations:					0
      Dealer Overconcentrations:					" 6,029,126 "
      Manufacturer Overconcentrations:					 -
                 Total Overconcentration Amounts:					" 6,029,126 "
33. (a) BRMT I Defaulted Amount for 1997:					" 18,659,595 "
     (b) BRMT I Non-Principal Collections for 1997:					" 100,711,560 "
     (c) BRMT I Principal Collections for 1997:					" 1,581,052,238 "
34. Total Defaulted Amount for 1997 relating to non payment
of at least $150 of interest due more than 90 days:					" 15,376,009 "
35. Amount of Receivable purchased by the trust at a discount for 1997:
   22,403,050 "
36. Has an automatic Addition of Accounts Occurred:					NO
37. Pool data on Receivables added as Automatic Account Additions					N/A
Prepared by:   James Dolan
Director of Securitization

Exhibit 99.3

ANNUAL SERVICER'S CERTIFICATE
BOMBARDIER CAPITAL INC.



	BOMBARDIER RECEIVABLES MASTER TRUST I
	"(the ""Trust"")"

The undersigned, duly authorized representatives of Bombardier Capital Inc.
("BCI), as Servicer,"	 pursuant to the Pooling and Servicing Agreement dated
 as of January 1, 1994  (as amended and supplemented, the "Agreement"),
  by and among Bombardier Credit Receivables Corporation	("BCRC"), as
  Depositor, BCI, as Servicer, and Bankers Trust Company, as Trustee, do hereby certify, on behalf of BCI, that:"

1	"BCI is, as of the date hereof, the Servicer under the Agreement."

2	The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee and any Enhancement Providers.

3	A review of the activities of the Servicer during the calendar year ended
   December 31, 1997,	and of its performance under the Agreement, was
  conducted under our supervision.

4	"Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the
Agreement throughout such year and no	material default in the performance of
such obligations has occurred or is continuing except as set forthin paragraph 5 below.

5	The following is a description of each material default in the performance
of the Service's	obligations under the provisions of the Agreement known to
us to have been made by the Servicer during the year ended December 31, 1997, which sets forth in detail the (a) nature of each such default, (b) the action taken by teh Servicer, if any, to remedy each such default, and
  (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.

" IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this 15th day of April 1998."


BOMBARDIER CAPITAL INC.


By: _________/s/___________________
       Blaine H. Filthaut
       Vice President and Treasurer



By: _______/s/______________________
      R. William Crowe
"      Vice President, Clerk, and Secretary"

Exhibit 99.4

Independent Accountants' Report


Board of Directors
Bombardier Capital Inc.
as Servicer
1600 Mountainview Drive
"Colchester, VT  05446"

and

"Bankers Trust Company,"
as Trustee
Four Albany Street
"New York, New York  10006"

"Attention: Corporate Trust & Agency Group,"
Structured Finance Team



Bombardier Receivables Master Trust I


We have examined management's assertion, included in the accompanying Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer")
  of compliance with the terms and conditions of Sections 3.01(d), 3.02, 3.04, 3.05, 3.09, 4.02, 4.03,4.04, 10.01 (a), 10.01(b) and 10.01(e) of the
 Pooling and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Recievables Corporation, as the Depositor, Bombardier Capital Inc., as the Servicer, and Bankers Trust Company, as Trustee as of January 31, 1998 and for the period from February 1, 1997 through January 31, 1998. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with specified requirements.

"In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 1998, is fairly stated, in all material respects.

This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).



Boston, Massachusetts
29-Apr-98