Form 10-K
period 1998-12-31
BOMBARDIER CREDIT RECEIVABLES CORP
filed 1999-05-28
CIK 912541

VIA EDGAR TRANSMISSION

      21-May-99

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 1998

Commission File Number 33-69282

BOMBARDIER CREDIT RECEIVABLES CORPORATION
(Depositor)
(Exact name of registrant as specified in its charter) on behalf of

BOMBARDIER RECEIVABLES MASTER TRUST I
(Issuer with respect to the Floating Rate Class A Asset Backed Certificates, Series 1997-1, the Floating Rate Class B Asset Backed Certificates, Series 1997-1.

Delaware                                                                                                         03-6059105
(State or other jurisdiction                                                                                     (IRS Employer
of Incorporation)                                                                                                Identification No.)

1600 Mountain View Drive, Colchester, Vermont                                                                                5446
(Address of principal executive offices)                                                                         (ZIP code)

Registrant's telephone number, including area code:                                                              (802) 655-2824


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

Page 1 of 11
Exhibit Index Appears on Page 6
Part I.
Item 1.         Nothing To Report.

Item 2.         Properties

For information regarding the property of the Trust and regarding the Floating Rate Class A Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class A Certificates") and the Floating Rate Class B Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class B Certificates"), see the 1998 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Item 3.         Legal Proceedings

                Nothing To Report.

Item 4.         Submission of Matters to a Vote of Security Holders

                Nothing To Report.

Part II.
Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters

                The outstanding Class A Certificates and Class B Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding definitive Class A Certificates and Class B Certificates are held by CEDE and Co., the nominee of DTC. There is no established trading market for the Class A Certificates or the Class B Certificates.

Item 6.         Nothing to Report

Item 7.         Nothing to Report

Item 8.         Financial Statements and Supplementary Data

                Reference  is made to the  exhibits  filed as  Exhibit  99.2 and
                Exhibit 99.3 to this Annual Report on Form 10-K.

Item. 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Nothing to Report

Part III.
Item. 10.       Nothing to Report

Item. 11.       Nothing to Report

Item 12.         Security Ownership of certain Beneficial Owners and Management

                Bombardier Capital Inc. holds 100 % of the 1,000 outstanding shares and has sole voting power and sole investment power.


Item 13.        Certain Relationships and Related Transactions

                Nothing to Report

Part IV.
Item 14.       Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                (a) Exhibits:

           99.1 1998 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT
           99.2 1998 ANNUAL SERVICER'S CERTIFICATE
           99.3 1998 ANNUAL REPORT OF INDEPENDENT
                ACCOUNTANTS ON COMPLIANCE

                (b) Reports on Form 8-K:

                Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

                Current Reports on Form 8-K were filed on:
                                  24-Feb-98                   27-Mar-98
                                  28-Apr-98                   29-May-98
                                  22-Jun-98                   20-Jul-98
                                  18-Aug-98                   18-Sep-98
                                  20-Oct-98                   18-Nov-98
                                  18-Dec-98                   26-Jan-99
 Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BOMBARDIER CREDIT RECEIVABLES CORPORATION

                By:           /s/James Dolan
                Name:         James Dolan
                Title:        Assistant Treasurer
                Date:             25-May-99

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature


By:             /s/George W. Calver
Name:           George W. Calver
Title:          President
                (Principal Executive Officer)
Date:                 5/26/99


By:             /s/Andrew Baranowsky
Name:           Andrew Baranowsky
Title:          Treasurer
                (Principal Financial and Accounting Officer)
Date:               25-May-99


By:             /s/Pierre Andre Roy
Name:           Pierre Andre Roy
Title:          Director
Date:               25-May-99


By:             /s/Frank Killackey
Name:           Frank Killackey
Title:          Director
Date:               25-May-99


By:             /s/Blaine Filthaut
Name:           Blaine Filthaut
Title:          Director
Date:               27-May-99


By:             /s/R. William Crowe
Name:           R. William Crowe
Title:          Director
Date:               25-May-99
 Exhibit Index

                                                                                                                 Page number
                                                                                                                 in sequential
Exhibit No.                                                                                                      number System

           99.1 1998 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT                                                        6
           99.2 1998 ANNUAL SERVICER'S CERTIFICATE                                                                              9
           99.3 1998 ANNUAL REPORT OF INDEPENDENT                                                                              10

                ACCOUNTANTS ON COMPLIANCE

Exhibit 99.1
Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
ANNUAL DISTRIBUTION DATE STATEMENT  Series 1997-1
For the Calendar Year:                             1998

1 Amount of principal paid or distributed:
  (a) Class A Certificates:                                                                                                     0
  per $1,000 original principal amount of Class A Certificates                                                                  0
  (b) Class B Certificates:                                                                                                     0
  per $1,000 original principal amount of Class B Certificates                                                                  0
2 Floating Allocation Percentage for such Collection Period (unweighted average):                                             N/A
3 Principal Allocation Percentage for such Collection Period:                                                                 N/A
4. Amount of interest paid or distributed for 1998:
  (a) Class A Certificates:                                                                                         23,278,535.11
  per $1,000 original principal amount of Class A Certificates                                                               58.2
  (b) Class B Certificates:                                                                                          1,636,329.31
  per $1,000 original principal amount of Class B Certificates                                                              60.33
5.(a) Series 1997-1 Investor Default Amount for 1998:                                                               23,814,647.49
6. Required Subordination Draw Amount, if any,                                                                                  0
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Off for the preceding Collection Period:                                                      0
     (b) Amount of Reimbursements of Investor Charge-Off for the preceding period:                                              0
8.  (a) Amount of Class A Carryover Amount being paid or distributed                                                            -
     (b)  Balance:                                                                                                              0
   Distributed per $1,000 original principal amount of Class A Certificates                                                     0
9.  (a) Amount of Class B Carryover Amount being paid or distributed                                                            -
     (b)  Balance:                                                                                                              0
   Distributed per $1,000 original principal amount of Class B Certificates                                                     0
10. Pool Balance as of 11/30/1998 :                                                                                   690,292,489
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:                                                           400,000,000
  (b) Outstanding principal amount of Class B Certificates:                                                            27,125,000
  (c) Certificate Balance:                                                                                            427,125,000
  (d) Pool Factor for Class A Certificates:                                                                                     1
  (e) Pool Factor for Class B Certificates:                                                                                     1
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date to this Distribution Date:                               N/A
       (2)  Net Receivables Rate                                                                                              N/A
  (b) Class A Rate:                                                                                                           N/A
  (c) Class B Rate:                                                                                                           N/A
13.  (a) Amount of Monthly Servicing Fee for 1998 :                                                                     8,542,500
      (b) Series 1997-1 Excess Servicing Fee being distributed and remaining balance (if any):                         23,985,215
      (1) Distributed:                                                                                                 23,985,215
      (2) Balance:                                                                                                              0
14.  Invested  Amount on this  Distribution  Date  (after  giving  effect to all distributions
       which will occur on such Distribution Date):                                                                   427,125,000
15.  The Available Subordinated Amount (inclusive of incremental subordination)
             On the immediately preceding Distribution Date:                                                                  N/A
             On this Distribution Date:                                                                                       N/A
16.  The Incremental Subordinated Amount on the immediately preceding Determination Date                                      N/A
             On this Distribution Date:                                                                                       N/A
17.  The Reserve Fund Balance as of 11/30/1998:                                                                         2,135,625
18.  The Excess Funding Account Balance for this Distribution Date:                                                             0

19. Amount in the Excess Funding Account at the beginning of an Early Amortization Period or Initial
    Amortization Period to be distributed as a payment of principal in respect to:

  (a) Class A Certificates:                                                                                      N/A
  (b) Class B Certificates (only if Class A Certificates have been paid in full):                                N/A
20. The minimum Collection Account balance with respect to this Distribution Date:                               N/A
  Series 1997-1 Interest Payments on Class A Certificates                                                        N/A
  Series 1997-1 Interest Payments on Class B Certificates                                                        N/A
  Series 1997-1 Investor Defaults (to be remitted to BCI)                                                        N/A
  Series 1996-1 Servicer Advances (to be remitted to BCI)                                                        N/A
  Series 1996-1 Investor Defaults (to be remitted to BCI)                                                        N/A
  Series 1997-2 Servicer Advances (to be remitted to BCI)                                                        N/A
  Series 1997-2 Investor Defaults (to be remitted to BCI)                                                        N/A
  Series 1997-2 Fees (to be remitted to ABN)                                                                     N/A
  Collection Account Investment Proceeds (to be remitted to BCI)                                                 N/A
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                         N/A
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                         N/A
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)                                         N/A
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                  N/A
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                  N/A
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                  N/A
21. An Early  Amortization  Event has occurred:  NO 22. The Servicer has elected not to extend the Initial  Principal  Payment Date: N/A 23. The ratio (expressed as a  percentage)  of (x) the  average  for each  month of the net losses on the
Receivables
       in the Pool during any 3 consecutive calendar months to (y) the average of the month-end Pool Balances for
      such three-month period is:                                                                                N/A
      (Annualized three month average net losses)                                                                N/A
24. Three-Month  Payment Rate for the three (3) most recent Collection  Periods:
N/A A Three-Month  Payment Rate Trigger has occurred:  NO 25. Receivables Rate :
N/A 26. Inventory Aging as of the end of the Collection Period:
                           0-120 days                                                                            N/A
                          120-180 days                                                                           N/A
                          180-270 days                                                                           N/A
                          Over 270                                                                               N/A
27. Optional removal of Receivables aged greater than 450 days during the related Collection Period               -
28. Eligible Investments on deposit in the Excess Funding Account and amounts on deposit in the Excess Funding Accounts for all other Series as of 11/30/98 as a percentage of the assets of the Trust:  0.00%
     Has an asset composition Event Occurred:                                                                    NO
29. Amount of 491 Day Aged Receivables made Ineligible during Collection Period:                                 N/A

      Cumulative amount of 491 Day Aged Receivables made Ineligible from:

                                                 Aged IneligiOptional Removals:        Put Limit:
          October 1, 1998 to January 31, 199         N/A                                   $0 N/A

      Has an Early Amortization Event Occurred:  NO
30. Principal Amount of Receivables subject to a Participation Interest as of 11/30/98:                          6,727,839.85

31. Product Line Breakdown                       Test Level:             Actual:
         Bombardier:                              50.00%                     N/A
         Marine:                                  45.00%                     N/A
         Recreational Vehicles:                   15.00%                     N/A
         CEA / Other:                             10.00%                     N/A
         Manufactured Housing:                    35.00%                     N/A
         Lawn & Garden:                           10.00%                     N/A
                 Total:                                                N/A
32. Overconcentration Amounts:
      Designated Manufacturer Concentration:                           N/A
      Industry Overconcentrations:                                     N/A
      Dealer Overconcentrations:                                       N/A
      Manufacturer Overconcentrations:                                 N/A
                 Total Overconcentration Amounts:                      N/A

33. (a) BRMT I Defaulted Amount for 1998 :                                                                             38,756,751
     (b) BRMT I Non-Principal Collections for 1998 :                                                                  131,652,318
     (c) BRMT I Principal Collections for 1998 :                                                                    1,779,337,253
     (d) BRMT I Recovery Amount for 1998 :                                                                             35,981,427
34. Total Defaulted Amount for 1998 relating to non payment
of at least $150 of interest due more than 90 days:                                                                    33,172,724
35. Amount of Receivable purchased by the trust at a discount during for 1998:                                         64,505,857

36. Has an automatic Addition of Accounts Occurred:   NO
37. Pool data on Receivables added as Automatic Account Additions N/A
Prepared by:   Mr. John Quinn
Securitization Manager
Exhibit 99.2
                ANNUAL SERVICER'S CERTIFICATE


                BOMBARDIER CAPITAL INC.


--------------------------------------------------------


                BOMBARDIER RECEIVABLES MASTER TRUST I
                (the "Trust")
--------------------------------------------------------


The undersigned,  duly  authorized  representatives  of Bombardier  Capital Inc.
 ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended and supplemented, the "Agreement"), by and among Bombardier Credit Receivables Corporation
("BCRC"), as Depositor, BCI, as Servicer, and Bankers Trust Company, as Trustee, do hereby certify, on behalf of BCI, that:

              1 BCI is, as of the date hereof, the Servicer under the Agreement.

              2 The undersigned  are Servicing  Officers and are duly authorized
                pursuant  to  the   Agreement   to  execute  and  deliver   this
                Certificate to the Trustee and any Enhancement Providers.

              3 A review of the  activities of the Servicer  during the calendar year ended December 31, 1998, and of its performance under the Agreement, was conducted under our supervision.

              4 Based  on such  review,  the  Servicer  has,  to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

              5 The following is a description  of each material  default in the performance of the Servicer's obligations under the provisions of the Agreement known to us to have been made by the Servicer during the year ended December 31, 1998, which sets forth in detail the (a) nature of each such default, (b) the action taken by the Servicer, if any, to remedy each such default, and (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.

 IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this 15th day of April 1998.




BOMBARDIER CAPITAL INC.


By: /s/ Andrew Baranowsky
       Andrew Baranowsky
       Treasurer



By:/s/ Jean C. O'Neill
      Jean C. O'Neill
      Secretary



Independent Accountants' Report

Board of Directors
Bombardier Capital Inc.
as Servicer
1600 Mountain View Drive
Colchester, VT 05446

and

Bankers Trust Company,
and Trustee
Four Albany Street
New York, New York 10006

Attention: Corporate Trust & Agency Group,
Structured Finance Team

                              Bombardier Receivables Master Trust I


We have examined management's assertion, included in the accompanying Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer") of compliance with the terms and conditions of Sections 3.01(d), 3.02,3.04,3.05,3.09, 4.02,4.03,4.04, 10.01(a), 10.01(b) and 10.01(e) of the
Pooling and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Receivables Corporation, as the Depositor, Bombardier Capital Inc., as the Servicer, and Bankers Trust Company, as Trustee as of January 31, 1999 and for the period from February 1, 1998 through January 31, 1999. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

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

In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 1999 and for the period February 1, 1998 through January 31, 1999, is fairly stated, in all material respects.

This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).

Ernst & Young LLP

      29-Apr-99