Form 10-K
period 1999-12-31
BOMBARDIER CREDIT RECEIVABLES CORP
filed 2000-04-28
CIK 912541

VIA EDGAR TRANSMISSION

       27-Apr-00

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 1999

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

Item 2.          Properties

For information regarding the property of the Trust and regarding the Floating Rate Class A Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class A Certificates") and the Floating Rate Class B Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class B Certificates"), see the 1999 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to this Annual Report on Form 10-K.

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


Item 13.         Certain Relationships and Related Transactions

                 Nothing to Report

Part IV.
Item 14.      Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                 (a) Exhibits:

            99.1 1999 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT
            99.2 1999 ANNUAL SERVICER'S CERTIFICATE
            99.3 1999 ANNUAL REPORT OF INDEPENDENT
                 ACCOUNTANTS ON COMPLIANCE

                 (b) Reports on Form 8-K:

                 Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

                 Current Reports on Form 8-K were filed on:
                                   26-Feb-99                           26-Aug-99
                                   29-Mar-99                           29-Sep-99
                                   30-Apr-99                            2-Nov-99
                                   28-May-99                            1-Dec-99
                                   17-Jun-33                           23-Dec-99
                                   30-Jul-99                           28-Jan-00

 Signatures

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BOMBARDIER CREDIT RECEIVABLES CORPORATION

                 By:           /s/Blaine Filthaut
                 Name:         Blaine Filthaut
                 Title:        Treasurer
                 Date:             27-Apr-00

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature


By:              /s/Pierre Lortie
Name:            Pierre Lortie
Title:           President
                 (Principal Executive Officer)
Date:                27-Apr-00


By:              /s/Blaine Filthaut
Name:            Blaine Filthaut
Title:           Treasurer
                 (Principal Financial and Accounting Officer)
Date:                27-Apr-00


By:              /s/Pierre Lortie
Name:            Pierre Lortie
Title:           Director
Date:                27-Apr-00


By:              /s/Frank Killackey
Name:            Frank Killackey
Title:           Director
Date:                27-Apr-00


By:              /s/Blaine Filthaut
Name:            Blaine Filthaut
Title:           Director
Date:                27-Apr-00


By:              /s/R. William Crowe
Name:            R. William Crowe
Title:           Director
Date:                27-Apr-00


By:              /s/Margaret L. Montgomery
Name:            Margaret L. Montgomery
Title:           Director
Date:                27-Apr-00


By:              /s/Helen C. Rowan
Name:            Helen C. Rowan
Title:           Director
Date:                27-Apr-00

By:              /s/Donald L. Rushford
Name:            Donald L. Rushford
Title:           Director
Date:                27-Apr-00


 Exhibit Index

                                                                   Page number
                                                                   in sequential
Exhibit No.                                                        number System

            99.1 1999 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT     6
            99.2 1999 ANNUAL SERVICER'S CERTIFICATE                           9
            99.3 1999 ANNUAL REPORT OF INDEPENDENT                           10
                 ACCOUNTANTS ON COMPLIANCE

Exhibit 99.1
Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
DISTRIBUTION DATE STATEMENT  Series 1997-1
For the Calendar Year:                               1999
1 Amount of principal paid or distributed:

  (a) Class A Certificates:                                                                             -
  per $1,000 original principal amount of Class A Certificates                                          -
  (b) Class B Certificates:                                                                             -
  per $1,000 original principal amount of Class B Certificates                                          -
2Floating Allocation Percentage for such Collection Period (unweighted average):                      N/A
3 Principal Allocation Percentage for such Collection Period:                                         N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:                                                                 21,409,350.89
  per $1,000 original principal amount of Class A Certificates                                      53.52
  (b) Class B Certificates:                                                                  1,509,575.25
  per $1,000 original principal amount of Class B Certificates                                      55.65
5.(a) Series 1997-1 Investor Default Amount for such Distribution Date:                     11,265,418.04
6. Required Subordination Draw Amount, if any,                                                          -
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Offs for the preceding Collection Period:                             -
  (b) Amount of Reimbursements of Investor Charge-Offs for the preceding period:                        -
8.  (a) Amount of Class A Carryover Amount being paid or distributed                                    -
     (b)  Balance:                                                                                      -
   Distributed per $1,000 original principal amount of Class A Certificates                             -
9.  (a) Amount of Class B Carryover Amount being paid or distributed                                    -
     (b)  Balance:                                                                                      -
   Distributed per $1,000 original principal amount of Class B Certificates                             -
10. Pool Balance as of 11/30/99                                                               976,912,122
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:                                   400,000,000
  (b) Outstanding principal amount of Class B Certificates:                                    27,125,000
  (c) Certificate Balance:                                                                    427,125,000
  (d) Pool Factor for Class A Certificates:                                                 1.00000000000
  (e) Pool Factor for Class B Certificates:                                                 1.00000000000
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date to this
Distribution Date:       N/A
       (2)  Net Receivables Rate                                                                      N/A
  (b) Class A Rate:                                                                                   N/A
  (c) Class B Rate:                                                                                   N/A
13.  (a) Amount of Monthly Servicing Fee for 1999                                               8,542,500
      (b) Series 1997-1 Excess Servicing Fee being distributed and remaining balance (if any): 19,482,066
      (1) Distributed:                                                                         19,482,066
      (2) Balance:                                                                                      -
14.  Invested Amount on this Distribution Date (after giving effect to all distributions
       which will occur on such Distribution Date):                                           427,125,000
15.  The Available Subordinated Amount (inclusive of incremental subordination)
             On the immediately preceding Distribution Date:                                          N/A
             On this Distribution Date:                                                               N/A
16.  The Incremental Subordinated Amount on the immediately preceding
Determination Date              N/A
             On this Distribution Date:                                                               N/A
17.  The Reserve Fund Balance as of 11/30/99:                                                   2,135,625
18.  The Excess Funding Account Balance for this Distribution Date:                                     -
19.  Amount in the Excess Funding Account at the beginning of an Early
Amortization Period or Intitial
  Amortization Period to be distributed as a payment of principal in respect to:
  (a) Class A Certificates:                                                                           N/A
  (b)Class B Certificates (only if Class A Certificates have been paid in full):                     N/A
20. The minimum Collection Account balance with respect to this
Distribution Date:                    N/A
  Series 1997-1 Interest Payments on Class A Certificates                                             N/A
  Series 1997-1 Interest Payments on Class B Certificates                                             N/A
  Series 1997-1 Investor Defaults (to be remitted to BCI)                                             N/A
  Series 1996-1 Servicer Advances (to be remitted to BCI)                                             N/A
  Series 1996-1 Investor Defaults (to be remitted to BCI)                                             N/A
  Series 1997-2 Servicer Advances (to be remitted to BCI)                                             N/A
  Series 1997-2 Investor Defaults (to be remitted to BCI)                                             N/A
  Series 1997-2 Fees (to be remitted to ABN)                                                          N/A
  Collection Account Investment Proceeds (to be remitted to BCI)                                      N/A
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                              N/A
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                              N/A
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)                              N/A
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                       N/A
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                       N/A
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to BCI)                       N/A
21.  An Early Amortization Event has occurred:                                                         NO
22.  The Servicer has elected not to extend the Initial Principal Payment Date:                       N/A
23.  The ratio (expressed as a percentage) of (x) the average for each month of the net losses on the Receivables
       in the Pool during any 3 consecutive calendar months to (y) the average of the month-end Pool Balances for
      such three-month period is:                                                                     N/A
      (Annualized three month average net losses)                                                     N/A
24. Three-Month Payment Rate for the three (3) most recent Collection Periods:                        N/A
A Three-Month Payment Rate Trigger has occurred:                                                       NO
25. Receivables Rate :                                                                                N/A
26. Inventory Aging of the Eligible Pool Balance as of the end of the Collection
 Period:
                           0-120 days                                                                 N/A
                          121-179 days                                                                N/A
                          180-269 days                                                                N/A
                          270-359 days                                                                N/A
                          360-479 days                                                                N/A
                          480 +                                                                       N/A
27. Optional removal of Receivables aged greater than 450 days during the
related Collection Period     -
28. Eligible Investments on deposit in the Excess Funding Account and amounts on deposit
in the Excess Funding Accounts for all other Series as of 11/30/99 as a percentage
of the assets of the Trust:                                                                         0.00%
     Has an asset composition Event Occurred:                                                          NO
29. Amount of 491 Day Aged Receivables made Ineligible during Collection Period:                      N/A
      Cumulative amount of 491 Day Aged Receivables made Ineligible from:
                                             Aged IneligibOptional Removals:                      Put Limit:
          October 1, 1999 to January 31, 2000:        N/A                     $0                      N/A
      Has an Early Amortization Event Occurred:                                                        NO

30. Principal Amount of Receivables subject to a Participation Interest as
of 11/30/99:     10,909,263.47

31. Product Line Breakdown                                           Test Level:                  Actual:
         Bombardier:                                                      45.00%                      N/A
         Marine:                                                          45.00%                      N/A
         Recreational Vehicles:                                           20.00%                      N/A
         CEA / Other:                                                     10.00%                      N/A
         Manufactured Housing:                                            45.00%                      N/A
         Lawn & Garden:                                                   10.00%                      N/A
                 Total:                                                                               N/A

32. Overconcentration Amounts:

      Designated Manufacturer Concentration:                                                          N/A
      Industry Overconcentrations:                                                                    N/A
      Dealer Overconcentrations:                                                                      N/A
      Manufacturer Overconcentrations:                                                                N/A
                 Total Overconcentration Amounts:                                                    N/A
33. (a) BRMT I Defaulted Amount for 1999:                                                      22,250,967
     (b) BRMT I Non-Principal Collections for 1999:                                           113,773,515
     (c) BRMT I Principal Collections for 1999:                                             2,123,967,479
     (d) BRMT I Recovery Amount for 1999:                                                      18,645,996
34. Total Defaulted Amount for 1999 relating to non payment
of at least $150 of interest due more than 90 days:                                            17,165,599
35. Amount of Receivable purchased by the trust at a discount for 1999:                       159,176,125
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


                          ANNUAL SERVICER'S CERTIFICATE


                             BOMBARDIER CAPITAL INC.


                  --------------------------------------------------------


                      BOMBARDIER RECEIVABLES MASTER TRUST I
                                  (the "Trust")
                  --------------------------------------------------------


         The undersigned, duly authorized representatives of Bombardier Capital Inc. ("BCI), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended and supplemented, the "Agreement"), by and among Bombardier Credit Receivables Corporation ("BCRC"), as Depositor, BCI, as Servicer, and Bankers Trust Company, as Trustee, do hereby certify, on behalf of BCI, that:

1.       BCI is, as of the date hereof, the Servicer under the Agreement.

2. The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee and any Enhancement Providers.

3. A review of the activities of the Servicer during the calendar year ended December 31, 1999, and of its performance under the Agreement, was conducted under our supervision.

4. Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each material default in the performance of the Service's obligations under the provisions of the Agreement known to us to have been made by the Servicer during the year ended December 31, 1999, which sets forth in detail the (a) nature of each such default, (b) the action taken by the Servicer, if any, to remedy each such default, and (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.


IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this ___ day of April, 2000.




                                                     BOMBARDIER CAPITAL INC.


                                                     By:/s/Blaine Filthaut
                                                            Blaine Filthaut
                                                            Treasurer



                                                     By: /s/Jean C. O'Neill
                                                           Jean C. O'Neill
                                                           Secretary


                         Independent Accountants' Report



  Board of Directors
  Bombardier Capital Inc.
  as Servicer
  1600 Mountainview Drive
  Colchester, VT  05446

  and

  Bankers Trust Company,
  as Trustee
  Four Albany Street
  New York, New York  10006

  Attention: Corporate Trust & Agency Group,
  Structured Finance Team



                      Bombardier Receivables Master Trust I


  We have examined management's assertion, included in the accompanying Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer") of compliance with the terms and conditions of Sections 3.01(d), 3.02, 3.04, 3.05, 3.09, 4.02, 4.03, 4.04, 10.01(a), 10.01(b) and 10.01(e) of the Pooling
  and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Receivables Corporation, as the Depositor, Bombardier Capital Inc., as the Servicer, and Bankers Trust Company, as Trustee as of January 31, 2000 and for the period from February 1, 1999 through January 31, 2000. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.



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

  In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 2000 and for the period February 1, 1999 through January 31, 2000, is fairly stated, in all material respects.

  This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).


  Ernst & Young LLP

  March 29, 2000